Form 10-K
period 2004-12-31
CEF EQUIPMENT HOLDING GE COMMERICAL EQUIP FIN SERIES 2004-1
filed 2005-03-28
CIK 1307508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.
or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

333-99053, 333-118560

(Commission File Number)

GE COMMERCIAL EQUIPMENT FINANCING LLC, SERIES 2004-1,

Co-Registrant and Issuer

CEF EQUIPMENT HOLDING, L.L.C.,
Co-Registrant and Seller
(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Issuer)

90-0199826 (GE Commercial Equipment Financing LLC, Series 2004-1)

75-3066756 (CEF Equipment Holding, L.L.C.)

(Registrant’s I.R.S. Employer Identification No.)

44 Old Ridgebury Road

Danbury, Connecticut 06810

(203) 796-5518

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                      None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒*

*The Commission staff has granted relief with respect to the late filing related to this “No” response.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

Documents Incorporated by Reference. None.

PART I

Item 1.  Business

Not applicable, in reliance on Relief Letter.

Item 2.  Properties

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Commercial Equipment Financing LLC, Series 2004-1 (the “Issuer”), a Limited Liability Company formed under the laws of the State of Delaware pursuant to a limited liability company Agreement, dated as of November 16, 2004 (the “LLC Agreement”), adopted by CEF Equipment Holding,
L.L.C., the co-registrant (referred to herein as the “Company” or the “Seller”). The Issuer issued $840,347,000 in aggregate principal amount of asset-backed notes, Classes A, B and C,
Series 2004-1 (the “Notes”) pursuant to an Indenture, dated as of November 16, 2004 (as amended from time to time, the “Indenture”), between the Issuer and JPMorgan Chase Bank, N.A., as indenture trustee (the “Indenture Trustee”).

Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted or modified in reliance on the relief letter dated August 17, 1993 granted by the staff of the SEC to Tenneco Credit Corporation (“TCC”) referencing the Case Equipment Loan Trust 1992-A (the “Relief Letter”). TCC is a predecessor entity to one of the affiliates of Case Credit Corporation.

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Issuer, or to the extent relating to the Issuer or the assets of the Registrants, the Indenture Trustee, the Seller or General Electric
Capital Corporation, as servicer (the “Servicer”), which were pending at December 31, 2004 or as of the date of this Report, other than ordinary routine litigation involving the assets of the Issuer or the duties of the Indenture Trustee, the Servicer or the Seller.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	To the best knowledge of the Company, there is no established public trading market for the Notes.

Each publicly-offered class of the Issuer’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

(b)	Not applicable.

(c)	Not applicable.

Item 6.  Selected Financial Data

Not applicable, in reliance on the Relief Letter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable, in reliance on the Relief Letter.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable, in reliance on the Relief Letter.

Item 8.  Financial Statements and Supplementary Data

Not applicable, in reliance on the Relief Letter.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

Item 9A.   Controls and Procedures-

Not applicable to asset - backed issuers.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Not applicable, in reliance on the Relief Letter.

Item 11.  Executive Compensation

Not applicable, in reliance on the Relief Letter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

General Electric Capital Services, Inc. (“GECS”) owns 100% of the Company’s limited liability equity interests. The address for GECS is 260 Long Ridge Road,
Stanford, Connecticut 06927.

Each publicly offered class of the Issuer’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository
Trust Company.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

Not applicable to asset-backed issuers.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)Not applicable to asset-backed issuers.

(2)	Not applicable to asset-backed issuers.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable to asset-backed issuers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on behalf of the registrants by the undersigned, thereunto duly authorized.

Date: March 28, 2005

CEF EQUIPMENT HOLDING, L.L.C., as Co-Registrant, and as Seller on behalf of GE Commercial Equipment Financing LLC, Series 2004-1, as Co-Registrant

By: /s/ Michael Cipolla
Name: Michael Cipolla Title: Vice President and Principal Servicing Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the period covered by this report and the
Company does not intend to furnish such materials to security holders subsequent to the filing of this report.

EXHIBIT INDEX

Exhibit 31: Certificate of Officer of Servicer Pursuant to Section 302(A) of the Sarbanese-Oxley Act of 2002.

Exhibit 99.1: Annual Statements as to Compliance.

Exhibit 99.2: Independent Accountants Report of March 15, 2004 on Management’s Assertions with respect to GE Commercial Equipment Financing LLC,
Series 2004-1.

Exhibit 99.3: Current Reports on Form 8-K for the period ended December 31, 2004.